Form 10-K
period 2007-12-31
Carrington Mortgage Loan Trust, Series 2007-RFC1
filed 2008-03-31
CIK 1385772

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-134218-05

      Carrington Mortgage Loan Trust, Series 2007-RFC1
      (exact name of issuing entity as specified in its charter)

      Stanwich Asset Acceptance Company, L.L.C.
      (exact name of the depositor as specified in its charter)

      Carrington Securities, LP
      (exact name of the sponsor as specified in its charter)



  New York                                54-2198761
  (State or other jurisdiction of         54-2198762
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 1A.     Risk Factors.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 3.      Legal Proceedings.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted in accordance with General Instruction J to Form 10-K.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 6.      Selected Financial Data.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A.     Controls and Procedures.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 11.     Executive Compensation.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 14.     Principal Accounting Fees and Services.

               Omitted in accordance with General Instruction J to Form 10-K.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except Certain Derivatives Instrument (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Based on the standard set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending proceedings against the Sponsor, the Depositor, the Issuing Entity, Wells Fargo Bank, N.A., as Trustee, Residential Funding Company, LLC, as Servicer, Homecomings Financial, LLC, as subservicer, GMAC Mortgage, LLC, as subservicer, or of which any property of the foregoing is the subject.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Omitted in accordance with Instruction to Item 1119 of Regulation AB.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Wells Fargo Bank, N.A., as Trustee and Custodian, Residential Funding Company, LLC, as Servicer, Homecomings Financial, LLC, as subservicer and GMAC Mortgage LLC, as subservicer (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K.

In addition, each of the Servicing Parties has provided an attestation report (an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Material Noncompliance by GMAC Mortgage

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122(d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Material Noncompliance by Homecomings

Certain refunds resulting from payoff transactions were not returned to the obligor within 30 calendar days of full repayment of the related pool asset, as required by criteria 1122(d)(4)(x)(C).



Item 1123 of Regulation AB, Servicer Compliance Statement.

Residential Funding Company, LLC, as Servicer, Homecomings Financial, LLC, as subservicer and GMAC Mortgage, LLC, as subservicer have been identified by the registrant as the servicers with respect to the asset pool held by the Issuing Entity. Each such party has completed a statement of compliance with applicable servicing criteria (a "Compliance Statement") attached as exhibits to this Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Not applicable.

  (b) Exhibits

  The exhibits listed below are either included or incorporated by reference as indicated:

  Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)

  Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)

  Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of January 1, 2007, among the Registrant, Residential Funding Company, LLC, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

  Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of January 25, 2007, among the Registrant, Residential Funding Company, LLC and Carrington Securities, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

  Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated January 25, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

  Exhibit 10.4 Schedule to an ISDA Master Agreement, dated January 25, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 GMAC Mortgage, LLC as Sub-Servicer
    33.2 Homecomings Financial, LLC as Sub-Servicer
    33.3 Residential Funding Company, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Trustee
    33.5 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 GMAC Mortgage, LLC as Sub-Servicer
    34.2 Homecomings Financial, LLC as Sub-Servicer
    34.3 Residential Funding Company, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Trustee
    34.5 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC as Sub-Servicer
    35.2 Homecomings Financial, LLC as Sub-Servicer
    35.3 Residential Funding Company, LLC as Servicer



   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Stanwich Asset Acceptance Company, L.L.C.
   (Depositor)


   /s/ Bruce M. Rose
   Bruce M. Rose, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)

   Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)

   Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of January 1, 2007, among the Registrant, Residential Funding Company, LLC, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

   Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of January 25, 2007, among the Registrant, Residential Funding Company, LLC and Carrington
   Securities, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

   Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated January 25, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

   Exhibit 10.4 Schedule to an ISDA Master Agreement, dated January 25, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on February 9, 2007)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 GMAC Mortgage, LLC as Sub-Servicer
    33.2 Homecomings Financial, LLC as Sub-Servicer
    33.3 Residential Funding Company, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Trustee
    33.5 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 GMAC Mortgage, LLC as Sub-Servicer
    34.2 Homecomings Financial, LLC as Sub-Servicer
    34.3 Residential Funding Company, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Trustee
    34.5 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC as Sub-Servicer
    35.2 Homecomings Financial, LLC as Sub-Servicer
    35.3 Residential Funding Company, LLC as Servicer
